Form 10-K
period 1995-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 1996-03-27
CIK 313563

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST CERTIFICATES
                               OF
                   GRAYBAR ELECTRIC CO., INC.

          Filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Names and Addresses of all Voting Trustees (as of March 27, 1996):
-----------------------------------------------------------------

      C. L. Hall                                    34 North Meramec Avenue
                                                    P.O. Box 7231
                                                    St. Louis, Missouri  63177

      R. H. Haney                                   34 North Meramec Avenue
                                                    P.O. Box 7231
                                                    St. Louis, Missouri  63177

      G. W. Harper                                  34 North Meramec Avenue
                                                    P.O. Box 7231
                                                    St. Louis, Missouri  63177

      R. L. Mygrant                                 34 North Meramec Avenue
                                                    P.O. Box 7231
                                                    St. Louis, Missouri  63177

      R. D. Offenbacher                             34 North Meramec Avenue
                                                    P.O. Box 7231
                                                    St. Louis, Missouri  63177

Address to which communications to the Voting Trustees should be sent:
---------------------------------------------------------------------

      C. L. Hall
      c/o Graybar Electric Company, Inc.
      P.O. Box 7231
      St. Louis, Missouri  63177

Title of the securities deposited under the Voting Trust Agreement:
------------------------------------------------------------------
      Common Stock, par value $1.00 per share

Exact name of the issuer of such securities, as specified in its charter:
------------------------------------------------------------------------
            Graybar Electric Company, Inc.

State or other jurisdiction in which                        I.R.S. Employer
------------------------------------                        ---------------
such issuer was incorporated or organized:                  Identification No.:
-----------------------------------------                   ------------------
            New York                                        13-0794380

Address of such issuer's principal executive offices:
----------------------------------------------------
            34 North Meramec Avenue
            P.O. Box 7231
            St. Louis, Missouri  63177

If the Voting Trust Certificates are registered on any national securities
--------------------------------------------------------------------------
exchange, state the name of each such exchange:
----------------------------------------------
            None

                              EXPLANATORY NOTE


            The Annual Report Relating to Voting Trust Certificates, filed by the Voting Trustees under a Voting Trust Agreement, dated as of April 15, 1987, among holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar"), was filed for years prior to 1982 on Form 16-K which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release"). In the Release, the Commission indicated that although Form 16-K was being discontinued, the voting trusts would continue to be required to file annual reports. Specific requirements respecting the form of such annual reports were to be determined on a case by case basis.

            In response to inquiries to the Deputy Chief Counsel of the Commission's Division of Corporation Finance, Graybar has been informed that the Voting Trustees should file an Annual Report on Form 10-K (as the only appropriate form under Section 13 of the Securities Exchange Act of 1934), but that because the requirements of Form 10-K are generally not applicable to elicit information relevant to voting trusts, the information previously required by rescinded Form 16-K should continue to be provided in this Annual Report. For this reason, the item numbers and information in this Annual Report correspond to the item numbers and disclosure required in the past by rescinded Form 16-K and used in the Annual Report Relating to Voting Trust Certificates filed with the commission by Graybar's Voting Trustees in years prior to 1982.


                    INFORMATION REGARDING VOTING TRUST
                    ----------------------------------

                                 PART I

      Item 1.     Deposit and Withdrawal of Securities <F1>.
                  -----------------------------------------
                    Amount         Amount
                  deposited       withdrawn        Amount           Percentage of
                    during         during          held at          class held at
                     year          year<F2>      end of year         end of year
                  ---------       ---------      -----------        -------------
                   271,870         144,129        4,215,983              95%

                  <F1> The securities consist of shares of Common
            Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  <F2> The 144,129 shares of Common Stock withdrawn
            from the Voting Trust in 1995 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

      Item 2.     Exercise of Voting Rights.
                  -------------------------

                  The Voting Trustees did not exercise voting rights
            under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 15 directors.


      Item 3.     Exercise of Other Powers.
                  ------------------------

                  The Voting Trustees exercised no powers under the
            Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.

Item 4.   Ownership of Voting Trust Certificates and Other Securities.
          -----------------------------------------------------------

          The following table presents information, as of March 27, 1996, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 27, 1996, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                          Amount owned        Percent
Name and address                 Name of issuer                         Type of           as of March         of class
of owner                         and title of class                     ownership         27, 1996            owned
--------------------------       ------------------------------         -------------     ------------        ---------
C. L. Hall                       Voting Trust Certificates <FA>         Of record and       6,192<FB>         .136%<FC>
34 North Meramec Avenue                                                 beneficially
P. O. Box 7231
St. Louis, Missouri  63177

R. H. Haney                      Voting Trust Certificates <FA>         Of record and       4,859<FB>         .107%<FC>
34 North Meramec Avenue                                                 beneficially
P. O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                     Voting Trust Certificates <FA>         Of record and       5,214<FB>         .115%<FC>
34 North Meramec Avenue                                                 beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. L. Mygrant                    Voting Trust Certificates <FA>         Of record and       4,908<FB>         .108%<FC>
34 North Meramec Avenue                                                 beneficially
P. O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher                Voting Trust Certificates <FA>         Of record and       3,436<FB>         .076%<FC>
34 North Meramec Avenue                                                 beneficially
P. O. Box 7231
St. Louis, Missouri  63177

---------------------

<FA>  Issued under the Voting Trust Agreement dated as of April 15, 1987.
<FB>  The number of shares of Common Stock to which such Voting Trust
      Certificates relate.
<FC>  As of March 27, 1996, the Voting Trustees together held of record
      4,536,575 shares of Common Stock, or 95% of the outstanding shares of Common Stock.


      Item 5.     Business Experience of Voting Trustees.
                  --------------------------------------

                        The information with respect to the business experience
                  of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors and Executive Officers--Nominees for Election as Directors" in Graybar's Information Statement relating to the 1996 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


      Item 6.     Business and Professional Connection of Voting
                  ----------------------------------------------
                  Trustees with Issuer, Affiliates and Underwriters.
                  -------------------------------------------------

                        The information with respect to the business and
                  professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference.


      Item 7.     Other Activities of Voting Trustees.
                  -----------------------------------

                        Except as described in this Annual Report, the Voting
                  Trustees did not perform any other activities during the fiscal year.


      Item 8.     Representation of Other Persons by Voting Trustees.
                  --------------------------------------------------

                        The Voting Trustees represented no persons other than
                  holders of Voting Trust Certificates during the fiscal year.


      Item 9.     Remuneration of Voting Trustees.
                  -------------------------------

                        The following table presents information as to the
                  aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries. No Voting Trustee received any remuneration from any person or persons for acting as Voting Trustee.

                                                             Cash Compensation
                                                        -----------------------------
                                                        Salaries,             Profit
       Name of               Capacities in              Bonuses and          Sharing
       Voting                which Compensation         Directors'          Contribu-
       Trustee               Received                   Fees<F1>            tions<F2>
       -----------------     ------------------         -----------         ----------

       C. L. Hall            Director and                 $460,942           $38,439
                             President

       R. H. Haney           Director                      269,188            24,704
                             and Senior
                             Vice President

       G. W. Harper          Director and                  252,348            29,686
                             Vice President-
                             Operations

       R. L. Mygrant         Director                      173,497            21,187
                             and District
                             Vice President

       R. D. Offenbacher     Director                      164,184            19,532
                             and District
                             Vice President

<F1>   Includes meeting fees of $300 for attendance at directors' meetings of
       Graybar and remuneration paid March 15, 1996 under Graybar's Management Incentive Plan with respect to services rendered during 1995.

<F2>   Contributions by the Company under the Profit Sharing and Savings Plan are made at the discretion of the Board of Directors for eligible employees and, subject to certain exceptions, are made in proportion to their annual earnings. Except as otherwise provided in the Deed of Trust, the moneys held in trust thereunder are paid to employees upon termination of employment for any reason including their retirement or, in the event of their death prior to the complete distribution of their interests, are paid to their estates or designated beneficiaries. The contributions made for the accounts of the individuals listed were made as of December 31, 1995. In addition, the portion of the profit sharing payment earned by an employee in excess of the annual limitations imposed by Sections 401 or 415 of the Internal Revenue Code was credited to his deferred compensation account or paid in cash.

      Item 12.    Lists of Exhibits Filed.
                  -----------------------

            (4)         Instruments defining the rights of security holders,
                  including indentures.

                        The Voting Trust Agreement dated as of April 15, 1987,
                  attached as Annex A to the Prospectus, dated January 20, 1987, constituting a part of the Registration Statement on Form S-13 (Registration No. 2-57861), is incorporated herein by reference.

                               SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 27, 1996, said Trustees being invested with the power to bind all of the Voting Trustees.


             As trustees under the Voting Trust Agreement dated as of April 15, 1987.



             By  /S/ C. L. HALL
                 ---------------------------------------
                 C. L. HALL


                 /S/ R. H. HANEY
                 ---------------------------------------
                 R. H. HANEY


                 /S/ G. W. HARPER
                 ---------------------------------------
                 G. W. HARPER


                 /S/ R. L. MYGRANT
                 ---------------------------------------
                 R. L. MYGRANT


                 /S/ R. D. OFFENBACHER
                 ---------------------------------------
                 R. D. OFFENBACHER