Form 10-K
period 1996-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 1997-03-27
CIK 313563

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Names and Addresses of all Voting Trustees (as of March 27, 1997):
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

                       INFORMATION REGARDING VOTING TRUST
                       ----------------------------------

                                     PART I

Item 1.     Deposit and Withdrawal of Securities<F1>.
            ----------------------------------------
              Amount     Amount
            deposited   withdrawn     Amount    Percentage of
              during     during       held at   class held at
               year      year<F2>   end of year  end of year

             395,160     165,992     4,445,151       95%

            <F1> The securities consist of shares of Common Stock, par value
      $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

            <F2> The 165,992 shares of Common Stock withdrawn from the Voting
      Trust in 1996 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

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

Item 4.     Ownership of Voting Trust Certificates and Other Securities.
            -----------------------------------------------------------

            The following table presents information, as of March 27, 1997, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 27, 1997, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                      Amount owned       Percent
Name and address              Name of issuer                      Type of             as of March        of class
of owner                      and title of class                  ownership           27, 1997           owned
--------------------------    -----------------------------       -------------       ------------       ---------
C. L. Hall                    Voting Trust Certificates<FA>       Of record and         6,501<FB>        .141%<FC>
34 North Meramec Avenue                                           beneficially
P. O. Box 7231
St. Louis, Missouri  63177

R. H. Haney                   Voting Trust Certificates<FA>       Of record and         5,101<FB>        .111%<FC>
34 North Meramec Avenue                                           beneficially
P. O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                  Voting Trust Certificates<FA>       Of record and         5,474<FB>        .119%<FC>
34 North Meramec Avenue                                           beneficially
P. O. Box 7231
St. Louis, Missouri  63177

R. L. Mygrant                 Voting Trust Certificates<FA>       Of record and         5,153<FB>        .112%<FC>
34 North Meramec Avenue                                           beneficially
P. O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher             Voting Trust Certificates<FA>       Of record and         3,607<FB>        .078%<FC>
34 North Meramec Avenue                                           beneficially
P. O. Box 7231
St. Louis, Missouri  63177

---------------------
<FA>  Issued under the Voting Trust Agreement dated as of April 15, 1987.
<FB>  The number of shares of Common Stock to which such Voting Trust
      Certificates relate.
<FC>  As of March 27, 1997, the Voting Trustees together held of record
      4,613,081 shares of Common Stock, or 95% of the outstanding shares of Common Stock.

Item 5.     Business Experience of Voting Trustees.
            --------------------------------------

                  The information with respect to the business experience of the
            Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 1997 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


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

                                                                         Cash Compensation
                                                                ----------------------------------
                                                                Salaries,                Profit
      Name of                 Capacities in                     Bonuses and              Sharing
      Voting                  which Compensation                Directors'               Contribu-
      Trustee                 Received                          Fees<F1>                 tions<F2>
      -----------------       ------------------                -----------              ---------
      C. L. Hall              Director and                      $569,014                 $62,434
                              President

      R. H. Haney             Director                           278,470                  33,692
                              and Senior
                              Vice President

      G. W. Harper            Director and                       252,799                  31,039
                              Vice President-
                              Operations

      R. L. Mygrant           Director                           180,486                  21,295
                              and District
                              Vice President

      R. D. Offenbacher       Director                           161,751                  20,502
                              and District
                              Vice President

<F1>  Includes meeting fees of $300 for attendance at directors'
      meetings of Graybar and remuneration paid March 15, 1997 under Graybar's Management Incentive Plan with respect to services rendered during 1996.

<F2>  Contributions by the Company under the Profit Sharing and Savings
      Plan are made at the discretion of the Board of Directors for eligible employees and, subject to certain exceptions, are made in proportion to their annual earnings. Except as otherwise provided in the Deed of Trust, the moneys held in trust thereunder are paid to employees upon termination of employment for any reason including their retirement or, in the event of their death prior to the complete distribution of their interests, are paid to their estates or designated beneficiaries. The contributions for the accounts of the individuals listed will be made on March 31, 1997. In addition, the portion of the profit sharing payment earned by an employee in excess of the annual limitations imposed by Sections 401 or 415 of the Internal Revenue Code will be credited to his deferred compensation account or paid in cash.


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

                              SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 27, 1997, said Trustees being invested with the power to bind all of the Voting Trustees.


                  As trustees under the Voting Trust Agreement dated as of April 15, 1987.




                  By    /S/ C. L. HALL
                        --------------------------------------
                        C. L. HALL


                        /S/ R. H. HANEY
                        --------------------------------------
                        R. H. HANEY


                        /S/ G. W. HARPER
                        --------------------------------------
                        G. W. HARPER


                        /S/ R. L. MYGRANT
                        --------------------------------------
                        R. L. MYGRANT


                        /S/ R. D. OFFENBACHER
                        --------------------------------------
                        R. D. OFFENBACHER