Form 10-K
period 1997-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 1998-03-27
CIK 313563

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

       ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST CERTIFICATES
                                      OF
                          GRAYBAR ELECTRIC CO., INC.

                 Filed pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Names and Addresses of all Voting Trustees (as of March 27, 1998):
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

If the Voting Trust Certificates are registered on any national
---------------------------------------------------------------
securities exchange, state the name of each such exchange:
---------------------------------------------------------
            None

                               EXPLANATORY NOTE


            The Annual Report Relating to Voting Trust Certificates, filed by the Voting Trustees under a Voting Trust Agreement, dated as of April 1, 1997, among holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar"), was filed for years prior to 1982 on Form 16-K which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release"). In the Release, the Commission indicated that although Form 16-K was being discontinued, the voting trusts would continue to be required to file annual reports. Specific requirements respecting the form of such annual reports were to be determined on a case by case basis.

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

                      INFORMATION REGARDING VOTING TRUST
                      ----------------------------------

                                    PART I


Item 1.     Deposit and Withdrawal of Securities (1).
            ----------------------------------------

          Amount            Amount
        deposited         withdrawn          Amount         Percentage of
          during           during            held at        class held at
           year            year<F2>        end of year       end of year
        ---------         ---------        -----------      -------------
         262,816           226,864          4,424,879            94%


           <F1>  The securities consist of shares of Common Stock, par value
      $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

           <F2>  The 226,864 shares of Common Stock withdrawn from the Voting
      Trust in 1997 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.


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

Item 4.     Ownership of Voting Trust Certificates and Other Securities.
            -----------------------------------------------------------

            The following table presents information, as of March 27, 1998, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 27, 1998, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.


                                                                                          Amount owned      Percent
Name and address              Name of issuer                         Type of              as of March 27,   of class
of owner                      and title of class                     ownership            1998              owned
--------------------------    ------------------------------         -------------        ---------------   ----------
C. L. Hall                    Voting Trust Certificates <FA>         Of record and        7,154 <FB>        .149% <FC>
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. H. Haney                   Voting Trust Certificates <FA>         Of record and        5,614 <FB>        .117% <FC>
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                  Voting Trust Certificates <FA>         Of record and        6,024 <FB>        .125% <FC>
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. L. Mygrant                 Voting Trust Certificates <FA>         Of record and        5,671 <FB>        .118% <FC>
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher             Voting Trust Certificates <FA>         Of record and        3,971 <FB>        .083% <FC>
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177
---------------------

<FA>  Issued under the Voting Trust Agreement dated as of April 1, 1997.
<FB>  The number of shares of Common Stock to which such Voting Trust
      Certificates relate.
<FC>  As of March 27, 1998, the Voting Trustees together held of record
      4,805,668 shares of Common Stock, or 94% of the outstanding shares of Common Stock.


Item 5.     Business Experience of Voting Trustees.
            --------------------------------------

                  For Messrs. Hall, Haney, Harper and Offenbacher, the
            information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 1998 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference. Mr. Mygrant was employed by Graybar in 1964 and was District Manager from 1982 to 1995 and District Vice President from 1995 to present. He will retire on May 1, 1998 and has resigned as a Voting Trustee effective as of May 1, 1998.


Item 6.     Business and Professional Connection of Voting
            ----------------------------------------------
            Trustees with Issuer, Affiliates and Underwriters.
            -------------------------------------------------

                  For Messrs. Hall, Haney, Harper and Offenbacher, the
            information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference. Mr. Mygrant was employed by Graybar in 1964 and was District Manager from 1982 to 1995 and District Vice President from 1995 to present. He will retire on May 1, 1998 and has resigned as a Voting Trustee effective as of May 1, 1998.


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


                                                                           Cash Compensation
                                                                   -----------------------------------
                                                                   Salaries,                Profit
      Name of                       Capacities in                  Bonuses and              Sharing
      Voting                        which Compensation             Directors'               Contribu-
      Trustee                       Received                       Fees <F1>                tions <F2>
      -----------------             ------------------             -----------              ----------
      C. L. Hall                    Director and                   $650,302                 $80,413
                                    President

      R. H. Haney                   Director                        308,072                  38,833
                                    and Senior
                                    Vice President

      G. W. Harper                  Director and                    275,147                  34,919
                                    Vice President-
                                    Operations

      R. L. Mygrant                 Director                        188,112                  24,872
                                    and District
                                    Vice President

      R. D. Offenbacher             Director                        180,777                  22,373
                                    and District
                                    Vice President


<F1>   Includes meeting fees of $300 for attendance at directors' meetings of
       Graybar and remuneration paid March 13, 1998 under Graybar's Management Incentive Plan with respect to services rendered during 1997.

<F2>   Contributions by the Company under the Profit Sharing and Savings Plan are made at the discretion of the Board of Directors for eligible employees and, subject to certain exceptions, are made in proportion to their annual compensation. Except as otherwise provided in the Profit Sharing and Savings Plan and the related Trust Agreement, the moneys held in trust thereunder are paid to employees upon termination of employment for any reason including their retirement or, in the event of their death prior to the complete distribution of their interests, are paid to their estates or designated beneficiaries. The contributions for the accounts of the individuals listed will be made on March 31, 1998. In addition, the portion of the profit sharing payment earned by an employee in excess of the annual limitations imposed by Sections 401 or 415 of the Internal Revenue Code will be credited to his deferred compensation account or paid in cash.



Item 12.    Lists of Exhibits Filed.
            -----------------------

      (4) Instruments defining the rights of security holders, including indentures.

                  The Voting Trust Agreement dated as of April 1, 1997,
            attached as Annex A to the Prospectus, dated January 8, 1997, constituting a part of the Registration Statement on Form S-1 (Registration No. 33-15761), is incorporated herein by reference.

                                  SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 27, 1998, said Trustees being invested with the power to bind all of the Voting Trustees.


                  As trustees under the Voting Trust Agreement dated as of April 1, 1997.




                  By    /S/ C. L. HALL
                        --------------
                        C. L. HALL


                        /S/ R. H. HANEY
                        ---------------
                        R. H. HANEY


                        /S/ G. W. HARPER
                        ----------------
                        G. W. HARPER


                        /S/ R. L. MYGRANT
                        -----------------
                        R. L. MYGRANT


                        /S/ R. D. OFFENBACHER
                        ---------------------
                        R. D. OFFENBACHER