Form 10-K
period 1998-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 1999-03-26
CIK 313563

                                                         CONFORMED
                                                         ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

       ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST CERTIFICATES
                                      OF
                          GRAYBAR ELECTRIC CO., INC.

                 Filed pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Names and Addresses of all Voting Trustees (as of March 26, 1999):
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

         R. A. Reynolds, Jr.              34 North Meramec Avenue
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
-----------------------------------------------------------------------

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

                      INFORMATION REGARDING VOTING TRUST
                      ----------------------------------


                                    PART I


    Item 1.     Deposit and Withdrawal of Securities <F1>.
                -----------------------------------------

                     Amount            Amount
                   deposited         withdrawn           Amount        Percentage of
                     during            during           held at        class held at
                      year            year<F2>        end of year       end of year
                   ---------         ---------        -----------      -------------
                    456,085           251,776          4,629,188            94%

                <F1> The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                <F2> The 251,776 shares of Common Stock withdrawn from the
          Voting Trust in 1998 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

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

    Item 4.     Ownership of Voting Trust Certificates and Other Securities.
                -----------------------------------------------------------

                The following table presents information, as of March 26, 1999, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 26, 1999, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                     Amount owned         Percent
Name and address              Name of issuer                      Type of            as of March 26,      of class
of owner                      and title of class                  ownership          1999                 owned
--------------------------    ------------------------------      -------------      ---------------      ---------
C. L. Hall                    Voting Trust Certificates <FA>      Of record and      10,259<FB>           .187%<FC>
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. H. Haney                   Voting Trust Certificates <FA>      Of record and      7,430<FB>            .136%<FC>
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                  Voting Trust Certificates <FA>      Of record and      7,615<FB>            .139%<FC>
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher             Voting Trust Certificates <FA>      Of record and      5,129<FB>            .094%(<FC>
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. A. Reynolds, Jr.           Voting Trust Certificates <FA>      Of record and      5,786<FB>            .106%<FC>
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

---------------------

<FA>   Issued under the Voting Trust Agreement dated as of April 1, 1997.
<FB>   The number of shares of Common Stock to which such Voting Trust
       Certificates relate.
<FC>   As of March 26, 1999, the Voting Trustees together held of record
       5,472,578 shares of Common Stock, or 94% of the outstanding shares of Common Stock.

    Item 5.     Business Experience of Voting Trustees.
                --------------------------------------

                   The information with respect to the business experience of the Voting Trustees required to be included pursuant to this
                Item 5 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 1999 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


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

                                                                                   Cash Compensation
                                                                           ----------------------------------
                                                                           Salaries,               Profit
            Name of                       Capacities in                    Bonuses and             Sharing
            Voting                        which Compensation               Directors'              Contribu-
            Trustee                       Received                         Fees <F1>               tions <F2>
            --------------------          ------------------               -----------             ----------
            C. L. Hall                    Director and                     $704,434                $88,364
                                          President

            R. H. Haney                   Director                          341,108                 42,461
                                          and Senior
                                          Vice President

            G. W. Harper                  Director and                      288,577                 36,797
                                          Vice President-
                                          Operations

            R. D. Offenbacher             Director                          181,392                 24,100
                                          and District
                                          Vice President

            R. A. Reynolds, Jr.           Director                          341,108                 42,461
                                          and Senior
                                          Vice President


<F1>        Includes meeting fees of $300 for attendance at directors'
            meetings of Graybar and remuneration paid March 15, 1999 under Graybar's Management Incentive Plan with respect to services rendered during 1998.

<F2>        Contributions by the Company under the Profit Sharing and Savings
            Plan are made at the discretion of the Board of Directors for eligible employees and, subject to certain exceptions, are made in proportion to their annual earnings. Except as otherwise provided in the Deed of Trust, the moneys held in trust thereunder are paid to employees upon termination of employment for any reason including their retirement or, in the event of their death prior to the complete distribution of their interests, are paid to their estates or designated beneficiaries. The contributions for the accounts of the individuals listed will be made on March 31, 1999. In addition, the portion of the profit sharing payment earned by an employee in excess of the annual limitations imposed by Sections 401 or 415 of the Internal Revenue Code will be credited to his deferred compensation account or paid in cash.

    Item 12.    Lists of Exhibits Filed.

          (4) Instruments defining the rights of security holders, including indentures.

                     The Voting Trust Agreement dated as of April 1, 1997,
                attached as Annex A to the Prospectus, dated January 21, 1997, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-15761), is incorporated herein by reference.

                                  SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 26, 1999, said Trustees being invested with the power to bind all of the Voting Trustees.


                  As trustees under the Voting Trust Agreement dated as of April 1, 1997.




                  By    /s/ C. L. HALL
                        ----------------------------------------
                        C. L. HALL


                        /s/ R. H. HANEY
                        ----------------------------------------
                        R. H. HANEY


                        /s/ G. W. HARPER
                        ----------------------------------------
                        G. W. HARPER


                        /s/ R. D. OFFENBACHER
                        ----------------------------------------
                        R. D. OFFENBACHER


                        /s/ R. A. REYNOLDS, JR.
                        ----------------------------------------
                        R. A. REYNOLDS, JR.