Form 10-K
period 1999-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2000-03-28
CIK 313563

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Names and Addresses of all Voting Trustees (as of March 28, 2000):
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

                   INFORMATION REGARDING VOTING TRUST
                   ----------------------------------

                                PART I

Item 1.     Deposit and Withdrawal of Securities <F1>.
            -----------------------------------------


        Amount             Amount
      deposited          withdrawn       Amount           Percentage of
        during            during        held at          class held at
         year             year<F2>    end of year          end of year
      ---------          ---------    -----------        --------------
        933,688           247,465      5,315,411               94%

       <F1> The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc.
    ("Graybar").

       <F2> The 247,465 shares of Common Stock withdrawn from the Voting Trust in 1999 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

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

Item 4.   Ownership of Voting Trust Certificates and Other Securities.
          -----------------------------------------------------------

       The following table presents information, as of March 28, 2000, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 28, 2000, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                          Amount owned      Percent
Name and address                 Name of issuer                     Type of               as of March 28,   of class
of owner                         and title of class                 ownership             2000              owned
--------------------------       ------------------------------     -------------         ---------------   ---------
C. L. Hall                       Voting Trust Certificates <FA>     Of record and         10,771<FB>        .195%<FC>
34 North Meramec Avenue                                             beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. H. Haney                      Voting Trust Certificates <FA>     Of record and          7,801<FB>        .141%<FC>
34 North Meramec Avenue                                             beneficially
P.O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                     Voting Trust Certificates <FA>     Of record and          7,995<FB>        .145%<FC>
34 North Meramec Avenue                                             beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher                Voting Trust Certificates <FA>     Of record and          5,385<FB>        .097%<FC>
34 North Meramec Avenue                                             beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. A. Reynolds, Jr.              Voting Trust Certificates <FA>     Of record and          6,075<FB>        .110%<FC>
34 North Meramec Avenue                                             beneficially
P.O. Box 7231
St. Louis, Missouri  63177

_____________________

<FA> Issued under the Voting Trust Agreement dated as of April 1, 1997.
<FB> The number of shares of Common Stock to which such Voting Trust
     Certificates relate.
<FC> As of March 28, 2000, the Voting Trustees together held of record
     5,529,330 shares of Common Stock, or 94% of the outstanding shares of Common Stock.

Item 5.  Business Experience of Voting Trustees.
         --------------------------------------
              The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2000 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 6.  Business and Professional Connection of Voting
         ----------------------------------------------
         Trustees with Issuer, Affiliates and Underwriters.
         -------------------------------------------------
              The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors and Executive Officers-Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference.

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

                                                                                 Cash Compensation
                                                                        ----------------------------------
                                                                        Salaries,               Profit
            Name of                       Capacities in                 Bonuses and             Sharing
            Voting                        which Compensation            Directors'              Contribu-
            Trustee                       Received                      Fees <F1>               tions <F2>
            -------------------           ------------------            -----------             ----------
            C. L. Hall                    Director and                  $777,742                $73,692
                                          President

            R. H. Haney                   Director                        377,735                 35,866
                                          and Senior
                                          Vice President

            G. W. Harper                  Director and                    318,804                 30,284
                                          Vice President-
                                          Operations

            R. D. Offenbacher             Director                        192,344                 18,666
                                          and District
                                          Vice President

            R. A. Reynolds, Jr.           Director                        377,735                 35,866
                                          and Senior
                                          Vice President

[FN]

<F1>  Includes meeting fees of $300 for attendance at directors' meetings of
      Graybar and remuneration paid March 15, 2000 under Graybar's Management Incentive Plan with respect to services rendered during 1999.

<F2>  Contributions by the Company under the Profit Sharing and Savings Plan are made at the discretion of the Board of Directors for eligible employees and, subject to certain exceptions, are made in proportion to their annual earnings. Except as otherwise provided in the Deed of Trust, the moneys held in trust thereunder are paid to employees upon termination of employment for any reason including their retirement or, in the event of their death prior to the complete distribution of their interests, are paid to their estates or designated beneficiaries. The contributions for the accounts of the individuals listed will be made on April 3, 2000. In addition, the portion of the profit sharing payment earned by an employee in excess of the annual limitations imposed by Sections 401 or 415 of the Internal Revenue Code will be credited to his deferred compensation account or paid in cash.

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

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 28, 2000, said Trustees being invested with the power to bind all of the Voting Trustees.


            As trustees under the Voting Trust Agreement dated as of April 1, 1997.




            By  /S/ C. L. HALL
                ----------------------------------
                C. L. HALL


                /S/ R. H. HANEY
                ----------------------------------
                R. H. HANEY


                /S/ G. W. HARPER
                ----------------------------------
                G. W. HARPER


                /S/ R. D. OFFENBACHER
                ----------------------------------
                R. D. OFFENBACHER


                /S/ R. A. REYNOLDS, JR.
                ----------------------------------
                R. A. REYNOLDS, JR.