Form 10-K
period 2000-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2001-03-27
CIK 313563

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Names and Addresses of all Voting Trustees (as of March 27, 2001):
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

      R. A. Reynolds, Jr.
      c/o Graybar Electric Company, Inc.
      P.O. Box 7231
      St. Louis, Missouri  63177

Title of the securities deposited under the Voting Trust Agreement:
------------------------------------------------------------------
      Common Stock, par value $1.00 per share

Exact name of the issuer of such securities, as specified in its charter:
------------------------------------------------------------------------
      Graybar Electric Company, Inc.

State or other jurisdiction in which                  I.R.S. Employer
------------------------------------                  ---------------
such issuer was incorporated or organized:            Identification No.:
------------------------------------------            ------------------
      New York                                        13-0794380

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

                       INFORMATION REGARDING VOTING TRUST
                       ----------------------------------


                                     PART I


Item 1.     Deposit and Withdrawal of Securities (1).
            ----------------------------------------

             Amount           Amount
            deposited       withdrawn          Amount         Percentage of
             during           during          held at         class held at
              year           year(2)        end of year        end of year
            ---------       ---------       -----------       --------------
             315,956         241,392         5,389,975             94%

            (1) The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

            (2) The 241,392 shares of Common Stock withdrawn from the Voting Trust in 2000 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.


Item 2.     Exercise of Voting Rights.
            -------------------------

            The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 14 directors.


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

Item 4.     Ownership of Voting Trust Certificates and Other Securities.
            -----------------------------------------------------------

            The following table presents information, as of March 27, 2001, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 27, 2001, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.


                                                                                     Amount owned        Percent
Name and address                 Name of issuer                   Type of            as of March 27,     of class
of owner                         and title of class               ownership          2001                owned
--------------------------       -----------------------------    -------------      --------------      ---------
C. L. Hall                       Voting Trust Certificates (A)    Of record and        11,313(B)         .203%(C)
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                     Voting Trust Certificates (A)    Of record and         8,398(B)         .150%(C)
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher                Voting Trust Certificates (A)    Of record and         5,658(B)         .101%(C)
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. A. Reynolds, Jr.              Voting Trust Certificates (A)    Of record and         6,382(B)         .114%(C)
34 North Meramec Avenue                                           beneficially
P.O. Box 7231
St. Louis, Missouri  63177

_____________________




(A)   Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C) As of March 27, 2001, the Voting Trustees together held of record 5,585,708 shares of Common Stock, or 94% of the outstanding shares of Common Stock.

Item 5.     Business Experience of Voting Trustees.
            --------------------------------------

                  For Messrs. Harper, Offenbacher and Reynolds, the
            information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2001 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference. Mr. Hall was employed by Graybar in 1959 and was President from 1995 to 2000 and Chairman of the Board 2000 to present.


Item 6.     Business and Professional Connection of Voting
            ----------------------------------------------
            Trustees with Issuer, Affiliates and Underwriters.
            -------------------------------------------------

                  For Messrs. Harper, Offenbacher and Reynolds, the
            information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference. Mr. Hall was employed by Graybar in 1959 and was President from 1995 to 2000 and Chairman of the Board 2000 to present.

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

                                                     Cash Compensation
                                                ----------------------------
                                                Salaries,          Profit
Name of                 Capacities in           Bonuses and        Sharing
Voting                  which Compensation      Directors'         Contribu-
Trustee                 Received                Fees (1)           tions (2)
-----------------       -------------------     -----------        ----------
C. L. Hall              Director and            $919,194           $82,332
                        Chairman of the Board

G. W. Harper            Director and             354,110            32,829
                        Vice President-
                        Operations

R. D. Offenbacher       Director                 226,999            19,927
                        and District
                        Vice President

R. A. Reynolds, Jr.     Director and             575,743            45,067
                        President



(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 15, 2001 under Graybar's Management Incentive Plan with respect to services rendered during 2000.

(2) Contributions by the Company under the Profit Sharing and Savings Plan are made at the discretion of the Board of Directors for eligible employees and, subject to certain exceptions, are made in proportion to their annual earnings. Except as otherwise provided in the Deed of Trust, the moneys held in trust thereunder are paid to employees upon termination of employment for any reason including their retirement or, in the event of their death prior to the complete distribution of their interests, are paid to their estates or designated beneficiaries. The contributions for the accounts of the individuals listed will be made on April 2, 2001. In addition, the portion of the profit sharing payment earned by an employee in excess of the annual limitations imposed by Sections 401 or 415 of the Internal Revenue Code will be credited to his deferred compensation account or paid in cash.

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

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 27, 2001, said Trustees being invested with the power to bind all of the Voting Trustees.


            As trustees under the Voting Trust Agreement dated as of April 1, 1997.




            By /S/ C. L. HALL
               --------------------------------------
               C. L. HALL


               /S/ G. W. HARPER
               --------------------------------------
               G. W. HARPER


               /S/ R. D. OFFENBACHER
               --------------------------------------
               R. D. OFFENBACHER


               /S/ R. A. REYNOLDS, JR.
               --------------------------------------
               R. A. REYNOLDS, JR.