Form 10-K
period 2001-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2002-03-26
CIK 313563

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Names and Addresses of all Voting Trustees (as of March 26, 2002):
-----------------------------------------------------------------

       D. E. DeSousa                      34 North Meramec Avenue
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

       C. R. Udell                        34 North Meramec Avenue
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

                     INFORMATION REGARDING VOTING TRUST
                     ----------------------------------


                                   PART I


      Item 1.     Deposit and Withdrawal of Securities (1).
                  ----------------------------------------

                   Amount         Amount
                  deposited      withdrawn       Amount       Percentage of
                   during         during         held at      class held at
                    year          year(2)      end of year     end of year
                  ---------      ---------     -----------    -------------
                   288,281        262,326       5,415,930          95%

                  (1) The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  (2) The 262,326 shares of Common Stock withdrawn from the Voting Trust in 2001 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.


      Item 2.     Exercise of Voting Rights.
                  -------------------------

                  The Voting Trustees did not exercise voting rights under the
            Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 13 directors.


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

      Item 4.     Ownership of Voting Trust Certificates and Other Securities.
                  -----------------------------------------------------------

                  The following table presents information, as of March 26, 2002, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 26, 2002, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                          Amount owned         Percent
Name and address                 Name of issuer                      Type of              as of March 26,      of class
of owner                         and title of class                  ownership            2002                 owned
--------------------------       -----------------------------       -------------        ---------------      --------
D. E. DeSousa                    Voting Trust Certificates (A)       Of record and        1,320(B)             .021%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

G. W. Harper                     Voting Trust Certificates (A)       Of record and        9,613(B)             .158%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher                Voting Trust Certificates (A)       Of record and        6,573(B)             .108%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. A. Reynolds, Jr.              Voting Trust Certificates (A)       Of record and        8,782 (B)            .145%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

C. R. Udell                      Voting Trust Certificates (A)       Of record and        7,853 (B)            .129%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri  63177

--------------------------


(A)  Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B)  The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C)  As of March 26, 2002, the Voting Trustees together held of record 6,072,533 shares of Common Stock, or 95% of the outstanding shares of Common Stock.

      Item 5.     Business Experience of Voting Trustees.
                  --------------------------------------

                        For Messrs. DeSousa, Offenbacher, Reynolds and Udell,
                  the information with respect to the business experience of the Voting Trustees required to be included pursuant to this
                  Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2002 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference. Mr. Harper was employed by Graybar in 1957 and was Vice President - Operations from 1990 to 2001 and Senior Vice President - Operations 2001 to present.


      Item 6.     Business and Professional Connection of Voting
                  ----------------------------------------------
                  Trustees with Issuer, Affiliates and Underwriters.
                  -------------------------------------------------

                        For Messrs. DeSousa, Offenbacher, Reynolds and
                  Udell, the information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference. Mr. Harper was employed by Graybar in 1957 and was Vice President - Operations from 1990 to 2001 and Senior Vice President - Operations 2001 to present.

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

                                                              Cash Compensation
      Name of                 Capacities in                   -----------------
      Voting                  which Compensation              Salaries, Bonuses
      Trustee                 Received                      and Directors' Fees(1)
      -------------------     -------------------------     ----------------------
      D. E. DeSousa           Director and                         $243,477
                              Senior Vice President -
                              Sales and Marketing

      G. W. Harper            Director and Senior                   252,018
                              Vice President -
                              Operations

      R. D. Offenbacher       Director                              183,450
                              and Group
                              Vice President

      R. A. Reynolds, Jr.     Director, Chairman of                 520,176
                              The Board and
                              President

      C. R. Udell             Director and Senior                   245,757
                              Vice President - Business
                              Marketing


      (1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 15, 2002 under Graybar's Management Incentive Plan with respect to services rendered during 2001.

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

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 26, 2002, said Trustees being invested with the power to bind all of the Voting Trustees.


                As trustees under the Voting Trust Agreement dated as of April 1, 1997.




                By    /S/ D. E. DESOUSA
                      -----------------------------------------
                      D.E. DESOUSA


                      /S/ G. W. HARPER
                      -----------------------------------------
                      G. W. HARPER


                      /S/ R. D. OFFENBACHER
                      -----------------------------------------
                      R. D. OFFENBACHER


                      /S/ R. A. REYNOLDS, JR.
                      -----------------------------------------
                      R. A. REYNOLDS, JR.


                      /S/ C. R. UDELL
                      -----------------------------------------
                      C. R. UDELL