Form 10-K
period 2002-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2003-03-27
CIK 313563

                                                                   CONFORMED
                                                                   ---------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

      ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST CERTIFICATES
                   WITH RESPECT TO SHARES OF COMMON STOCK
                                     OF
                         GRAYBAR ELECTRIC CO., INC.

                Filed pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Names and Addresses of all Voting Trustees (as of March 27, 2003):
------------------------------------------------------------------

                  D. E. DeSousa                  34 North Meramec Avenue
                                                 P.O. Box 7231
                                                 St. Louis, Missouri 63177

                  L. R. Giglio                   34 North Meramec Avenue
                                                 P.O. Box 7231
                                                 St. Louis, Missouri 63177

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

Address to which communications to the Voting Trustees should be sent:
----------------------------------------------------------------------

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
-----------------------------------------------------
                  34 North Meramec Avenue
                  P.O. Box 7231
                  St. Louis, Missouri  63177

If the Voting Trust Certificates are registered on any national securities
--------------------------------------------------------------------------
exchange, state the name of each such exchange:
-----------------------------------------------
                  None

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

                     INFORMATION REGARDING VOTING TRUST
                     ----------------------------------


                                   PART I


Item 1.  Deposit and Withdrawal of Securities (1).
         ----------------------------------------

                    Amount                Amount
                  deposited              withdrawn               Amount                   Percentage of
                    during                during                 held at                  class held at
                     year                 year(2)              end of year                 end of year
                  ---------              ---------             -----------                -------------
                  746,085                306,670               5,855,345                       95%

                  (1) The securities consist of shares of Common
         Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  (2) The 306,670 shares of Common Stock withdrawn from the Voting Trust in 2002 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.


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

Item 4.  Ownership of Voting Trust Certificates and Other Securities.
         -----------------------------------------------------------

         The following table presents information, as of March 27, 2003, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 27, 2003, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.


                                                                                      Amount owned        Percent
Name and address             Name of issuer                        Type of            as of March 27,     of class
of owner                     and title of class                    ownership          2003                owned
------------------------     -----------------------------         ---------------    ---------------     -----------
D. E. DeSousa                Voting Trust Certificates (A)         Of record and        1,320(B)          .023%(C)
34 North Meramec Avenue                                            beneficially
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio                 Voting Trust Certificates (A)         Of record and        4,283(B)          .074%(C)
34 North Meramec Avenue                                            beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. D. Offenbacher            Voting Trust Certificates (A)         Of record and        6,573(B)          .114%(C)
34 North Meramec Avenue                                            beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.          Voting Trust Certificates (A)         Of record and        8,782(B)          .152%(C)
34 North Meramec Avenue                                            beneficially
P.O. Box 7231
St. Louis, Missouri 63177

C. R. Udell                  Voting Trust Certificates (A)         Of record and        7,853(B)          .136%(C)
34 North Meramec Avenue                                            beneficially
P.O. Box 7231
St. Louis, Missouri 63177

---------------------

(A) Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C) As of March 27, 2003, the Voting Trustees together held of record 5,760,177 shares of Common Stock, or 95% of the outstanding shares of Common Stock.

Item 5.  Business Experience of Voting Trustees.
         --------------------------------------

                  The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2003 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 6.  Business and Professional Connection of Voting Trustees with
         ------------------------------------------------------------
         Issuer, Affiliates and Underwriters.
         -----------------------------------

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

                                                                                          Cash Compensation
                  Name of                         Capacities in                           ---------------------
                  Voting                          which Compensation                      Salaries, Bonuses
                  Trustee                         Received                                and Directors' Fees(1)
                  ------------------------        --------------------------              -----------------------
                  D. E. DeSousa                   Director and                                   $259,678
                                                  Senior Vice President -
                                                  Comm/Data Business

                  L. R. Giglio                    Director and Senior                             217,454
                                                  Vice President -
                                                  Operations

                  R. D. Offenbacher               Director                                        216,739
                                                  and Group
                                                  Vice President

                  R. A. Reynolds, Jr.             Director, Chairman of                           562,938
                                                  The Board, President and
                                                  Chief Executive Officer

                  C. R. Udell                     Director and Senior                             261,243
                                                  Vice President - Electrical
                                                  Business


(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 14, 2003 under Graybar's Management Incentive Plan with respect to services rendered during 2002.

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

                                 SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 27, 2003, said Trustees being invested with the power to bind all of the Voting Trustees.


                           As trustees under the Voting Trust
                           Agreement dated as of April 1, 1997.




                           By    /S/ D. E. DESOUSA
                                 ----------------------------------------------
                                 D.E. DESOUSA


                                 /S/ L. R. GIGLIO
                                 ----------------------------------------------
                                 L. R. GIGLIO


                                 /S/ R. D. OFFENBACHER
                                 ----------------------------------------------
                                 R. D. OFFENBACHER


                                 /S/ R. A. REYNOLDS, JR.
                                 ----------------------------------------------
                                 R. A. REYNOLDS, JR.


                                 /S/ C. R. UDELL
                                 ----------------------------------------------
                                 C. R. UDELL