Form 10-K
period 2003-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2004-03-26
CIK 313563

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Names and Addresses of all Voting Trustees (as of March 26, 2004):
-----------------------------------------------------------------

         D. E. DeSousa                 34 North Meramec Avenue
                                       P.O. Box 7231
                                       St. Louis, Missouri 63177

         L. R. Giglio                  34 North Meramec Avenue
                                       P.O. Box 7231
                                       St. Louis, Missouri 63177

         T. S. Gurganous               34 North Meramec Avenue
                                       P.O. Box 7231
                                       St. Louis, Missouri 63177

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

                     INFORMATION REGARDING VOTING TRUST
                     ----------------------------------


                                   PART I

Item 1.  Deposit and Withdrawal of Securities (1).
         ----------------------------------------

                   Amount         Amount
                 deposited       withdrawn       Amount       Percentage of
                   during         during         held at      class held at
                    year          year(2)      end of year     end of year
                 ---------       ---------     -----------    -------------

                   25,437         299,812       5,580,970          95%


                  (1) The securities consist of shares of Common
         Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  (2) The 299,812 shares of Common Stock withdrawn from the Voting Trust in 2003 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

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

Item 4.  Ownership of Voting Trust Certificates and Other Securities.
         -----------------------------------------------------------

         The following table presents information, as of March 26, 2004, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 26, 2004, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                    Amount owned        Percent
Name and address             Name of issuer                      Type of            as of March 26,     of class
of owner                     and title of class                  ownership          2004                owned
-----------------------      -----------------------------       -------------      ---------------     -------
D. E. DeSousa                Voting Trust Certificates (A)       Of record and      1,320(B)            .024%(C)
34 North Meramec Avenue                                          beneficially
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio                 Voting Trust Certificates (A)       Of record and      4,283(B)            .078%(C)
34 North Meramec Avenue                                          beneficially
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous              Voting Trust Certificates (A)       Of record and      5,431(B)            .099%(C)
34 North Meramec Avenue                                          beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. D. Offenbacher            Voting Trust Certificates (A)       Of record and      6,573(B)            .119%(C)
34 North Meramec Avenue                                          beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.          Voting Trust Certificates (A)       Of record and      8,782(B)            .159%(C)
34 North Meramec Avenue                                          beneficially
P.O. Box 7231
St. Louis, Missouri 63177

---------------------

(A) Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C) As of March 26, 2004, the Voting Trustees together held of record 5,514,823 shares of Common Stock, or 95% of the outstanding shares of Common Stock.

Item 5.  Business Experience of Voting Trustees.
         --------------------------------------

                  The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2004 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

                                                                                          Cash Compensation
                  Name of                         Capacities in                           ---------------------
                  Voting                          which Compensation                      Salaries, Bonuses
                  Trustee                         Received                                and Directors' Fees(1)
                  ------------------------        --------------------------              ----------------------
                  D. E. DeSousa                   Director and                                   $323,239
                                                  Senior Vice President -
                                                  Sales and Distribution

                  L. R. Giglio                    Director and Senior                             286,335
                                                  Vice President -
                                                  Operations

                  T. S. Gurganous                 Director and                                    223,185
                                                  District Vice President

                  R. D. Offenbacher               Director and                                    264,425
                                                  Senior Vice President -
                                                  Sales and Marketing

                  R. A. Reynolds, Jr.             Director, Chairman of                           738,962
                                                  The Board, President and
                                                  Chief Executive Officer




(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 5, 2004 under Graybar's Management Incentive Plan with respect to services rendered during 2003.

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

                                 SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 26, 2004, said Trustees being invested with the power to bind all of the Voting Trustees.

                                    As trustees under the Voting Trust
                                    Agreement dated as of April 1, 1997.

                                    By    /S/ D. E. DESOUSA
                                          -------------------------------------
                                          D. E. DESOUSA

                                          /S/ L. R. GIGLIO
                                          -------------------------------------
                                          L. R. GIGLIO


                                          /S/ T. S. GURGANOUS
                                          -------------------------------------
                                          T. S. GURGANOUS


                                          /S/ R. D. OFFENBACHER
                                          -------------------------------------
                                          R. D. OFFENBACHER


                                          /S/ R. A. REYNOLDS, JR.
                                          -------------------------------------
                                          R. A. REYNOLDS, JR.