Form 10-K
period 2004-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2005-03-28
CIK 313563

                                                                   CONFORMED
                                                                   ---------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

      ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST CERTIFICATES
                 WITH RESPECT TO SHARES OF COMMON STOCK OF
                         GRAYBAR ELECTRIC CO., INC.

                Filed pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Names and Addresses of all Voting Trustees (as of March 28, 2005):
-----------------------------------------------------------------

         D.E. DeSousa                        34 North Meramec Avenue
                                             P.O. Box 7231
                                             St. Louis, Missouri 63177

         L.R. Giglio                         34 North Meramec Avenue
                                             P.O. Box 7231
                                             St. Louis, Missouri 63177

         T.S. Gurganous                      34 North Meramec Avenue
                                             P.O. Box 7231
                                             St. Louis, Missouri 63177

         R.D. Offenbacher                    34 North Meramec Avenue
                                             P.O. Box 7231
                                             St. Louis, Missouri 63177

         R.A. Reynolds, Jr.                  34 North Meramec Avenue
                                             P.O. Box 7231
                                             St. Louis, Missouri 63177

Address to which communications to the Voting Trustees should be sent:
---------------------------------------------------------------------

         R.A. Reynolds, Jr.
         c/o Graybar Electric Company, Inc.
         P.O. Box 7231
         St. Louis, Missouri 63177

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

                     INFORMATION REGARDING VOTING TRUST
                     ----------------------------------

                                   PART I

Item 1.      Deposit and Withdrawal of Securities (1).
             ----------------------------------------

              Amount      Amount
             deposited   withdrawn      Amount       Percentage of
              during      during        held at      class held at
               year       year(2)     end of year     end of year
             ---------   ---------    -----------    -------------

              20,227      329,476      5,271,721          95%

             (1) The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

             (2) The 329,476 shares of Common Stock withdrawn from the Voting Trust in 2004 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

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

Item 4.      Ownership of Voting Trust Certificates and Other Securities.
             -----------------------------------------------------------

             The following table presents information, as of March 28, 2005, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 28, 2005, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries.
             No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                          Amount owned         Percent
Name and address                  Name of issuer                       Type of            as of March 28,      of class
of owner                          and title of class                   ownership          2005                 owned
-------------------------         ----------------------------         -------------      ---------------      ---------
D.E. DeSousa                      Voting Trust Certificate (A)         Of record and          1,992(B)          .038%(C)
34 North Meramec Avenue                                                beneficially
P.O. Box 7231
St. Louis, Missouri 63177

L.R. Giglio                       Voting Trust Certificate (A)         Of record and          4,865(B)          .092%(C)
34 North Meramec Avenue                                                beneficially
P.O. Box 7231
St. Louis, Missouri 63177

T.S. Gurganous                    Voting Trust Certificate (A)         Of record and          5,911(B)          .111%(C)
34 North Meramec Avenue                                                beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R.D. Offenbacher                  Voting Trust Certificate (A)         Of record and          7,182(B)          .135%(C)
34 North Meramec Avenue                                                beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R.A. Reynolds, Jr.                Voting Trust Certificate (A)         Of record and         10,192(B)          .192%(C)
34 North Meramec Avenue                                                beneficially
P.O. Box 7231
St. Louis, Missouri 63177

--------
(A) Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C) As of March 28, 2005, the Voting Trustees together held of record 5,306,275 shares of Common Stock, or 95% of the outstanding shares of Common Stock.

Item 5.      Business Experience of Voting Trustees.
             --------------------------------------

                  The information with respect to the business experience
             of the Voting Trustees required to be included pursuant to this
             Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2005 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

                                                      Cash Compensation
                      Capacities in                   -----------------
Name of               which Compensation              Salaries, Bonuses
Voting Trustee        Received                        and Directors' Fees(1)
------------------    ------------------------        ----------------------

D.E. DeSousa          Director and                          $381,823
                      Senior Vice President -
                      Sales and Distribution

L.R. Giglio           Director and Senior                    342,450
                      Vice President -
                      Operations

T.S. Gurganous        Director and                           282,745
                      District Vice President

R.D. Offenbacher      Director and                           341,567
                      Senior Vice President -
                      Sales and Marketing

R.A. Reynolds, Jr.    Director, Chairman of                  898,218
                      The Board, President and
                      Chief Executive Officer

(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 4, 2005 under Graybar's Management Incentive Plan with respect to services rendered during 2004.

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

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 28, 2005, said Trustees being invested with the power to bind all of the Voting Trustees.


                  As trustees under the Voting Trust Agreement dated as of April 1, 1997.




                  By /S/ D.E. DESOUSA
                     ---------------------------------
                     D.E. DESOUSA



                     /S/ L.R. GIGLIO
                     ---------------------------------
                     L.R. GIGLIO



                     /S/ T.S. GURGANOUS
                     ---------------------------------
                     T.S. GURGANOUS



                     /S/ R.D. OFFENBACHER
                     ---------------------------------
                     R.D. OFFENBACHER



                     /S/ R.A. REYNOLDS, JR.
                     ---------------------------------
                     R.A. REYNOLDS, JR.