Form 10-K
period 2005-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2006-03-23
CIK 313563

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Names and Addresses of all Voting Trustees (as of March 23, 2006):
-----------------------------------------------------------------

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

                     INFORMATION REGARDING VOTING TRUST
                     ----------------------------------

                                   PART I


Item 1.  Deposit and Withdrawal of Securities (1).
         ----------------------------------------

           Amount          Amount
         deposited        withdrawn          Amount             Percentage of
           during          during            held at            class held at
            year           year(2)         end of year           end of year
         ---------        ---------        -----------          -------------

          257,995          271,557          5,258,159                 95%

                  (1) The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  (2) The 271,557 shares of Common Stock withdrawn from the Voting Trust in 2005 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.


Item 2.  Exercise of Voting Rights.
         -------------------------

                  The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 12 directors.


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

Item 4.  Ownership of Voting Trust Certificates and Other Securities.
         -----------------------------------------------------------

         The following table presents information, as of March 23, 2006, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 23, 2006, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                            Amount owned             Percent
Name and address                  Name of issuer                     Type of                as of March 23,          of class
of owner                          and title of class                 ownership              2006                     owned
----------------                  ------------------                 ---------              ---------------          --------

D. E. DeSousa                     Voting Trust Certificates (A)      Of record and              3,033(B)             .054%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio                      Voting Trust Certificates (A)      Of record and              5,924(B)             .105%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous                   Voting Trust Certificates (A)      Of record and              6,890(B)             .123%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. D. Offenbacher                 Voting Trust Certificates (A)      Of record and              8,402(B)             .149%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.               Voting Trust Certificates (A)      Of record and             12,675(B)             .225%(C)
34 North Meramec Avenue                                              beneficially
P.O. Box 7231
St. Louis, Missouri 63177

---------------------
(A) Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C) As of March 23, 2006, the Voting Trustees together held of record 5,624,033 shares of Common Stock, or 95% of the outstanding shares of Common Stock.

Item 5.  Business Experience of Voting Trustees.
         --------------------------------------

                  The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2006 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 6.  Business and Professional Connection of Voting Trustees with Issuer,
         --------------------------------------------------------------------
         Affiliates and Underwriters.
         ----------------------------

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

                                                                                 Cash Compensation
         Name of                         Capacities in                           -----------------
         Voting                          which Compensation                      Salaries, Bonuses
         Trustee                         Received                                and Directors' Fees(1)
         -------------------             -----------------------                 ----------------------

         D. E. DeSousa                   Director and                                   $383,874
                                         Senior Vice President -
                                         Sales and Distribution

         L. R. Giglio                    Director and Senior                             344,292
                                         Vice President -
                                         Operations

         T. S. Gurganous                 Director and                                    299,538
                                         District Vice President

         R. D. Offenbacher               Director and                                    347,877
                                         Senior Vice President -
                                         Sales and Marketing

         R. A. Reynolds, Jr.             Director, Chairman of                           898,184
                                         The Board, President and
                                         Chief Executive Officer


(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 3, 2006 under Graybar's Management Incentive Plan with respect to services rendered during 2005.

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

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 23, 2006, said Trustees being invested with the power to bind all of the Voting Trustees.


                  As trustees under the Voting Trust Agreement dated as of April 1, 1997.




                  By  /S/ D. E. DESOUSA
                      ---------------------------------
                      D.E. DESOUSA


                      /S/ L. R. GIGLIO
                      ---------------------------------
                      L. R. GIGLIO


                      /S/ T. S. GURGANOUS
                      ---------------------------------
                      T. S. GURGANOUS


                      /S/ R. D. OFFENBACHER
                      ---------------------------------
                      R. D. OFFENBACHER


                      /S/ R. A. REYNOLDS, JR.
                      ---------------------------------
                      R. A. REYNOLDS, JR.