Form 10-K
period 2006-12-31
GRAYBAR ELECTRIC CO INC VOTING TRUST
filed 2007-03-14
CIK 313563

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Names and Addresses of all Voting Trustees (as of March 14, 2007):
-----------------------------------------------------------------

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

Title of the securities deposited under the Voting Trust Agreement:
-------------------------------------------------------------------
      Common Stock, par value $1.00 per share

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

                       INFORMATION REGARDING VOTING TRUST
                       ----------------------------------

                                     PART I

Item 1.  Deposit and Withdrawal of Securities (1).
         ----------------------------------------

                    Amount          Amount
                  deposited        withdrawn          Amount           Percentage of
                    during          during            held at          class held at
                     year           year(2)         end of year         end of year
                  ---------        ---------        -----------        -------------

                  626,390          293,468          5,591,081               95%

                  (1) The securities consist of shares of Common
         Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  (2) The 293,468 shares of Common Stock withdrawn from the Voting Trust in 2006 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

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

Item 4.  Ownership of Voting Trust Certificates and Other Securities.
         -----------------------------------------------------------

         The following table presents information, as of March 14, 2007, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 14, 2007, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.

                                                                                                   Amount owned          Percent
Name and address                        Name of issuer                        Type of              as of March 14,       of class
of owner                                and title of class                    ownership            2007                  owned
----------------                        ------------------                    ---------            ---------------       --------
D. E. DeSousa                           Voting Trust Certificates (A)         Of record and        3,336(B)              .053%(C)
34 North Meramec Avenue                                                       beneficially
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio                            Voting Trust Certificates (A)         Of record and        6,516(B)              .104%(C)
34 North Meramec Avenue                                                       beneficially
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous                         Voting Trust Certificates (A)         Of record and        7,579(B)              .120%(C)
34 North Meramec Avenue                                                       beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. D. Offenbacher                       Voting Trust Certificates (A)         Of record and        9,242(B)              .147%(C)
34 North Meramec Avenue                                                       beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.                     Voting Trust Certificates (A)         Of record and        13,942(B)             .221%(C)
34 North Meramec Avenue                                                       beneficially
P.O. Box 7231
St. Louis, Missouri 63177

---------------------

(A)  Issued under the Voting Trust Agreement dated as of April 1, 1997.
(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.
(C) As of March 14, 2007, the Voting Trustees together held of record 6,294,744 shares of Common Stock, or 96% of the outstanding shares of Common Stock.


Item 5.  Business Experience of Voting Trustees.
         --------------------------------------

                  The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2007 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

                                                                         Cash Compensation
         Name of                         Capacities in                   -----------------
         Voting                          which Compensation              Salaries, Bonuses
         Trustee                         Received                        and Directors' Fees(1)
         ------------------------        ------------------              ----------------------

         D. E. DeSousa                   Director and                        $   478,224
                                         Senior Vice President -
                                         Sales and Distribution

         L. R. Giglio                    Director and Senior                     428,480
                                         Vice President -
                                         Operations

         T. S. Gurganous                 Director and                            331,983
                                         District Vice President

         R. D. Offenbacher               Director and                            433,162
                                         Senior Vice President -
                                         Sales and Marketing

         R. A. Reynolds, Jr.             Director, Chairman of                 1,140,974
                                         The Board, President and
                                         Chief Executive Officer

(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 2, 2007 under Graybar's Management Incentive Plan with respect to services rendered during 2006.

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

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 14, 2007, said Trustees being invested with the power to bind all of the Voting Trustees.

                  As trustees under the Voting Trust
                  Agreement dated as of April 1, 1997.

                  By  /S/ D. E. DESOUSA
                      --------------------------------
                      D.E. DESOUSA


                      /S/ L. R. GIGLIO
                      --------------------------------
                      L. R. GIGLIO


                      /S/ T. S. GURGANOUS
                      --------------------------------
                      T. S. GURGANOUS


                      /S/ R. D. OFFENBACHER
                      --------------------------------
                      R. D. OFFENBACHER


                      /S/ R. A. REYNOLDS, JR.
                      --------------------------------
                      R. A. REYNOLDS, JR.

                                                               March 14, 2007


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

                              Subject:   Graybar Electric Company, Inc.
                                         Form 10-K Relating To Voting Trust
                                         Certificates For Period Ending
                                         December 31, 2006
                                         File No. 0-255

Dear Sir or Madam:

         Transmitted herewith is Graybar Electric Company, Inc. Report on Form 10-K Relating To Voting Trust Certificates for the period ending December 31, 2006.

                                                      Sincerely yours,

                                                      /s/ Martin J. Beagen
                                                      Martin J. Beagen
                                                      Vice President and
                                                      Controller

MJB/stw